Form 10-Q
period 1996-04-13
DOMINICKS FINER FOODS INC /DE/
filed 1996-05-28
CIK 945800

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended April 13, 1996


                       Commission file number  33-92700

                         DOMINICK'S FINER FOODS, INC.
              (Exact name of registrant as specified in charter)


                   Delaware                          36-3168270
          (State or other jurisdiction           (I.R.S.  Employer
       of incorporation or organization)       Identification Number)

             505 Railroad Avenue
             Northlake, Illinois                       60164
   (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code: (708) 562-1000


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ].

       At May 23, 1996, there were 1,000 shares of Common Stock outstanding. As of such date, all of the outstanding shares of Common Stock were held by DFF Supermarkets, Inc. and there was no public market for the Common Stock.

                              TABLE OF CONTENTS


                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated balance sheets as of
            April 13, 1996 (unaudited) and October 28, 1995 . . . . . . . . .  1

           Consolidated statements of operations for the 12 weeks ended
            April 13, 1996 ("Company"),  the 4 weeks ended April 15, 1995
            ("Company"),  and   the  8   weeks  ended   March  21,   1995
            ("Predecessor") (unaudited)   . . . . . . . . . . . . . . . . . .  2

           Consolidated statements of operations for the 24 weeks ended
            April 13, 1996 ("Company"), the 4 weeks ended April 15, 1995 ("Company") (unaudited), and the 20 weeks ended March 21,
            1995 ("Predecessor")  . . . . . . . . . . . . . . . . . . . . . .  3

           Consolidated statements of cash flows for the 24 weeks ended
            April 13, 1996 ("Company"), the 4 weeks ended April 15, 1995 ("Company") (unaudited), and the 20 weeks ended March 21,
            1995 ("Predecessor")  . . . . . . . . . . . . . . . . . . . . . .  4

            Notes to consolidated financial statements  . . . . . . . . . . .  5

  Item 2.  Management's  Discussion and Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . . . . . . . . .  7


                          PART II. OTHER INFORMATION


  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 11

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . 11

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . 11

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . 11

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . 11

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 11


  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DOMINICK'S FINER FOODS, INC.
                          CONSOLIDATED BALANCE SHEET
                     (in thousands except per share data)

             ASSETS
                                             April 13, 1996    October 28,1995
                                                       (unaudited)
Current assets:
 Cash and cash equivalents                   $      54,926     $        55,551
 Receivables, net                                   17,520              25,314
 Inventories                                       177,120             182,880
 Prepaid expenses and other                         12,795              10,573
  Total current assets                             262,361             274,318

Property and equipment, net                        340,760             353,015

Other assets:
 Deferred financing costs, net                      21,379              22,567
 Goodwill, net                                     426,372             419,298
 Other                                              30,183              31,011
  Total other assets                               477,934             472,876


Total assets                                 $   1,081,055      $    1,100,209


      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                            $     145,837       $     171,209
 Accrued payroll and related liabilities            28,743              31,579
 Taxes payable                                      17,425               7,958
 Other accrued liabilities                          79,513              83,422
 Current portion of long-term debt                   2,103               9,771
 Current portion of capital lease obligations        7,232               4,565
  Total current liabilities                        280,853             308,504

Long-term debt:
 Term loans                                        274,337             281,109
 Senior subordinated debt                          200,000             200,000
Capital lease obligations                          121,054             103,921
Deferred income taxes and other liabilities         63,511              66,976

Stockholder's equity:
 Common stock - $.01 par value, 1,000 shares
  authorized and issued                                  -                   -
 Additional paid-in capital                        147,851             147,647
 Accumulated deficit                                (6,551)             (7,948)
  Total stockholder's equity                       141,300             139,699

Total Liabilities and Stockholder's Equity   $   1,081,055       $   1,100,209


The accompanying notes are an integral part of these consolidated statements.


                         DOMINICK'S FINER FOODS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (in thousands)
                                 (unaudited)

                                                                   Predecessor
                                                 Company             Company
                                          12 Weeks      4 Weeks      8 Weeks
                                           Ended         Ended        Ended
                                         April 13,     April 15,    March 21,
                                            1996          1995        1995

Sales                                    $ 556,880     $ 191,314   $   372,799
Cost of sales                              427,872       148,813       288,626

Gross profit                               129,008        42,501        84,173

Selling, general and administrative
 expenses                                  110,121        38,154        77,552

Operating income                            18,887         4,347         6,621

Interest expense:
 Cash                                       13,979         5,007         4,625
 Non-cash                                    1,278             -             -
 Amortization of deferred
  financing costs                              559           431            27
                                         ---------     ---------   -----------
                                            15,816         5,438         4,652

SAR's termination costs                          -             -        26,152

Income (loss) before income taxes            3,071        (1,091)      (24,183)

Income tax expense (benefit)                 2,343          (110)       (9,419)

Net income (loss)                        $     728     $    (981)  $   (14,764)


The accompanying notes are an integral part of these consolidated statements.


                         DOMINICK'S FINER FOODS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (in thousands)


                                                                   Predecessor
                                                Company              Company
                                        24 Weeks       4 Weeks       20 Weeks
                                         Ended          Ended         Ended
                                       April 13,      April 15,     March 21,
                                         1996           1995          1995
                                              (unaudited)           (audited)

Sales                                 $ 1,141,242     $ 191,314     $  958,742
Cost of sales                             880,282       148,813        747,468

Gross profit                              260,960        42,501        211,274

Selling, general and administrative
 expenses                                 222,744        38,154        192,092

Operating income                           38,216         4,347         19,182

Interest expense:
 Cash                                      28,401         5,007         11,238
 Non-cash                                   2,558             -              -
 Amortization of deferred
  financing costs                           1,371           431             69
                                      -----------     ---------     ----------
                                           32,330         5,438         11,307

SAR's termination costs                         -             -         26,152

Income (loss) before income taxes           5,886        (1,091)       (18,277)

Income tax expense (benefit)                4,489          (110)        (7,135)

Net income (loss)                     $     1,397     $    (981)    $  (11,142)


The accompanying notes are an integral part of these consolidated statements.

                         DOMINICK'S FINER FOODS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                    Predecessor
                                                   Company            Company
                                            24 Weeks      4 Weeks     20 Weeks
                                              Ended        Ended       Ended
                                            April 13,    April 15,    March 21,
                                               1996         1995        1995
                                                  (unaudited)         (audited)
Cash flows from operating activities:
Net income (loss)                          $   1,397   $     (981)   $  (11,142)
Adjustments to reconcile net income
 (loss) to net cash (used in) provided
 by operating activities:
  Depreciation and amortization               20,599        3,930        20,499
  Amortization of deferred financing costs     1,371          431            69
  SAR's termination costs                          -            -        26,152
  Deferred income taxes                            -            -        (3,890)
  Loss (gain) on disposal of assets                -            -         1,149
  Changes in operating assets and
   liabilities, net of acquisition:
    Receivables                                7,695       (2,937)        2,546
    Inventories                                5,760        6,856         7,209
    Prepaid expenses                          (2,197)         220        (1,890)
    Accounts payable                         (25,372)      (7,438)      (10,217)
    Accrued liabilities and taxes payable     (6,656)       1,615       (10,474)
Total adjustments                              1,199        2,677        31,153
Net cash provided by operating activities      2,597        1,696        20,011
Cash flows from investing activities:
Capital expenditures                          (7,657)      (1,850)      (22,423)
Proceeds from sale of assets                     201            -         7,680
Business acquisition cost,
 net of cash required                              -     (442,777)            -
Other - net                                        -          170           116
Net cash used in investing activities         (7,456)    (444,457)      (14,627)
Cash flows from financing activities:
Principal payments for long-term debt
 and capital lease obligations               (17,260)     (90,437)       (5,363)
Proceeds from debt issuances                       -      480,000             -
Proceeds from issuance of capital stock            -      100,000             -
Proceeds from sale leaseback of assets        21,903            -             -
Increase in revolving debt                         -      (37,000)            -
Deferred financing costs and other              (410)           -          (791)
Net cash provided by (used in)
 financing activities                          4,234      452,563        (6,154)
Net increase (decrease) in cash and
 cash equivalents                               (625)       9,802          (770)
Cash and cash equivalents at beginning
 of period                                    55,551       17,324        18,094
Cash and cash equivalents at end of period $  54,926   $   27,126    $   17,324

Supplemental schedule of non-cash investing
 and financing activities
Acquisition of business (including
 final purchase price allocation):
  Fair value of assets acquired,
   net of cash acquired                     $  3,238   $1,053,465    $        -
  Net cash paid in acquisition                     -     (442,777)            -
  Exchange of capital stock                        -      (40,000)            -
  Management equity investment                     -       (5,000)            -
  Liabilities assumed                       $  3,238   $  565,688    $        -

The accompanying notes are an integral part of these consolidated statements.

                           DOMINICK'S FINER FOODS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)


1. Summary of Significant Accounting Policies

   Basis of Presentation

  The  consolidated balance sheet of Dominick's  Finer Foods, Inc. ("Company")
as of April 13,  1996, and the consolidated statements of operations  and cash flows  for the 12  week and 24 week  period ended April  13, 1996,  the 4 week period ended April 15, 1995, and the 8 weeks period  ended March 21, 1995, are unaudited, but  include all adjustments (consisting  of only  normal recurring accruals)  which the  Company considers necessary  for a  fair presentation of its  consolidated financial  position, results  of operations, and  cash flows
for these  periods.   These interim financial  statements do  not include  all
disclosures  required  by  generally  accepted   accounting  principles,  and,
therefore,  should  be  read  in  conjunction  with  the  Company's  financial statements and notes thereto included in the Company's Form  10-K.  Results of operations for interim periods are  not necessarily indicative of  the results for a full fiscal year.

  The Company was  acquired by Dominick's Supermarkets, Inc.  ("Supermarkets")
on March  22,  1995 for  total  consideration  of approximately  $693  million
(excluding  acquisition costs)  in a transaction  accounted for  as a purchase
(the "Acquisition").   Supermarkets effected the Acquisition by acquiring 100%
of the capital  stock of the Company's parent  for $346.6 million in cash  and
$40 million of Supermarkets' 15% Redeemable  Exchangeable Cumulative Preferred
Stock ("Parent  Preferred Stock").   The principal sources of  cash to finance
the  Acquisition were  (i)  $330  million in  term  loans  consisting of  $140 million of  six-year amortizing  Tranche A  Loans, $60  million of  seven-year amortizing  Tranche B  Loans, $65 million  of eight-year  amortizing Tranche C
Loans and $65 million  of eight and  one-half year amortizing Tranche  D Loans
(collectively,  the "Term  Loan  Facilities"); (ii)  a $150  million unsecured
senior  subordinated  credit   facility;  and  (iii)  a  $105  million  equity
investment in Supermarkets common stock  by certain affiliates of  The Yucaipa
Companies,  certain other  institutional  and  private investors  and  certain
members of the  Company's management.   On May 4,  1995, the Company  used the
proceeds of an offering  of $200 million of 10.875% Senior  Subordinated Notes due  2005  (the  "Senior  Subordinated  Notes")  to  repay  the  $150  million unsecured  senior subordinated  credit facility and  to prepay  $50 million of
the  Term Loan  Facilities.    In addition,  the  Company has  a $100  million
revolving  credit facility  (the "Revolving  Credit  Facility") available  for working capital  and general corporate purposes  (together with  the Term Loan
Facilities, the "Senior Credit Facilities").
  The  Acquisition  was  accounted  for  as  a  purchase  of  the  Company  by
Supermarkets.   As a result, all  financial statements  for periods subsequent to  March 22,  1995, the  date the  Acquisition was  consummated,  reflect the
Company's assets and liabilities  at their estimated fair market values  as of
March 22, 1995.  The purchase price in excess of the fair  market value of the
Company's assets was  recorded as goodwill and  is being amortized over a  40-
year period.  For purposes  of the financial statement presentation  set forth
herein,  the  Predecessor  Company  refers   to  the  Company  prior   to  the
consummation of the Acquisition.

  The Parent  Preferred Stock has been pushed  down for accounting purposes to the Company  with such  amount included  in the  Company's additional  paid-in
capital.   Dividends on  the Parent Preferred  Stock accrue  cumulatively at a rate of 15% per annum and  are payable by Supermarkets when and if declared by
the  Board  of  Directors  of  Supermarkets.    The  Company's  principal debt
instruments permit the  Company to distribute cash to  Supermarkets, following the sixth  anniversary  of the  Acquisition,  for  the purpose  of  permitting
Supermarkets  to pay cash dividends  on the Parent  Preferred Stock if certain financial requirements are satisfied.

  The Company, an  indirect wholly-owned  subsidiary of  Supermarkets, uses  a
52-53  week fiscal  year ending on  the Saturday  closest to October  31.  The
Company  operates supermarkets  in  Chicago, Illinois  and  its suburbs.   The
consolidated financial statements include  the accounts of the Company and its wholly-owned subsidiaries.

  Inventories

  Inventories  are stated at the  lower of cost, primarily  using the last-in,
first-out (LIFO)  method, or  market.   If inventories had  been valued  using
replacement  cost, inventories  would  have  been  higher  by  $3,137,000  and
$1,937,000  at April 13,  1996 and  October 28, 1995,  respectively, and gross profit  and operating  income would have  been greater  by $900,000, $450,000,
$150,000, $750,000 and $300,000 for the  24 weeks and 12 weeks ended April 13,
1996, the  4 weeks ended April  15, 1995, and  the 20 weeks and  8 weeks ended
March 21, 1995, respectively.

  Reclassifications

  Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the April 13, 1996 presentation.

Item 2. Management's  Discussion  and  Analysis  of  Financial  Condition  and
        Results of Operations

Results of Operations

  The  Company was  acquired  by Supermarkets  on March  22,  1995,  for total consideration of  approximately $693  million  (excluding acquisition  costs).
The   Acquisition  was  accounted  for  as   a  purchase  of  the  Company  by
Supermarkets.   The  Company's final purchase  price allocation  resulted in a reduction in the fair  market value of  its fixed assets of  approximately $83
million  and  it  recorded  goodwill  of  approximately  $438  million.    The
Company's total debt also increased  from approximately $250 million  at March
21,  1995 to  $600 million  on the date  of the Acquisition.   As  a result of
these  changes, the  Company anticipates that  its results  of operations will reflect reduced  levels of depreciation  and increased levels of  amortization
of  intangibles   and  interest   expense  as   compared  to   pre-Acquisition
results.

  The following  table sets  forth the historical  results of the  Company for the 12 weeks  ended April 13, 1996, the  combined historical operating results of the  Predecessor Company  for  the 8  weeks ended  March 21,  1995 and  the successor Company  for the 4  weeks ended April 15,  1995, the  24 weeks ended
April  13,  1996  and   the  combined  historical  operating  results  of  the
Predecessor Company for  the 20 weeks ended March  21, 1995 and  the successor
Company for the 4 weeks ended April 15, 1995.

                                      12 Weeks Ended                                24 Weeks Ended
                               April 13,             April 15,            April 13,             April 15,
                                 1996                  1995                 1996                   1995
                                                         (dollars in millions)
                                                              (unaudited)
Sales                       $556.9   100.0 %     $564.1   100.0 %     $1,141.2   100.0 %     $1,150.1   100.0 %
Gross profit                 129.0    23.2 %      126.7    22.5 %        261.0    22.9 %        253.8    22.1 %
Selling, general and
 administrative expenses     110.1    19.8 %      115.7    20.5 %        222.7    19.5 %        230.2    20.0 %
Operating income              18.9     3.4 %       11.0     2.0 %         38.2     3.3 %         23.5     2.0 %
Interest expense, excluding
 amortization of deferred
 financing costs              15.3     2.7 %        9.6     1.7 %         31.0     2.7 %         16.2     1.4 %
SAR's termination costs          -       - %       26.2     4.6 %            -       - %         26.2     2.3 %
Income tax expense (benefit)   2.3     0.4 %       (9.5)   (1.7)%          4.5     0.4 %         (7.2)   (0.6)%
Net income (loss)              0.7     0.1 %      (15.7)   (2.8)%          1.4     0.1 %        (12.1)   (1.1)%

Comparison of Results of Operations for the 12 Weeks Ended April 13, 1996 (Company) with the 12 Weeks Ended April 15, 1995 (Predecessor Company)

  Sales: Sales decreased $7.2 million, or 1.3%, from $564.1 million in the 12 weeks ended April 15, 1995, to $556.9 million in the 12 weeks ended April 13, 1996. The decrease in sales in the fiscal 1996 period was primarily attributable to the inclusion of the week following Easter (which is a historically weak sales week for the Company) in the fiscal 1996 period and its exclusion in the fiscal 1995 period and the impact of the closure of three conventional stores during fiscal 1995, subsequent to the end of the first quarter. Comparable store sales decreased 1.0%. Excluding the impact of the post Easter week, comparable store sales increased 0.1%.

  Gross Profit: Gross profit increased $2.3 million, or 1.8%, from $126.7 million in the 12 weeks ended April 15, 1995, to $129.0 million in the 12 weeks ended April 13, 1996. Gross profit as a percentage of sales increased from 22.5% in the 12 weeks ended April 15, 1995, to 23.2% in the 12 weeks ended April 13, 1996, due primarily to the reduction of product costs resulting from purchasing improvements and reduced depreciation expense.

  Selling, General and Administrative Expense: Selling, general and administrative expense ("SG&A") decreased $5.6 million, or 4.8%, from $115.7 million in the 12 weeks ended April 15, 1995 to $110.1 million in the 12 weeks ended April 13, 1996. SG&A decreased from 20.5% of sales in the 12 weeks ended April 15, 1995, to 19.8% of sales in the 12 weeks ended April 13, 1996. The decrease in SG&A reflects the Company's reduced overhead costs, better management of store-level labor costs and the inclusion in the fiscal 1995 period of certain non-recurring costs related to the 1995 acquisition of the company.

  Operating Income: Operating income for the 12 weeks ended April 13, 1996 increased $7.9 million, or 71.8%, from $11.0 million in the 12 weeks ended April 15, 1995, to $18.9 million as a result of the factors discussed above.

  Interest Expense: Interest expense increased from $9.6 million in the 12 weeks ended April 15, 1995 to $15.3 million in the 12 weeks ended April 13, 1996. The increase in interest expense was due to the increased indebtedness outstanding following the Acquisition.

  SAR's Termination Costs: In connection with the Acquisition, the Company discharged certain obligations under its SAR's plan by making payments to plan participants and recorded a charge of $26.2 million.

  Net Income:   Net income increased from  a net loss of  $15.7 million in the
12 weeks ended April 15, 1995 to a net income of $0.7 million in the 12 weeks ended April 13, 1996, as a result of the factors discussed above.

Comparison of Results of Operations for the 24 Weeks Ended April 13, 1996 (Company) with the 24 Weeks Ended April 15, 1995 (Predecessor Company)

  Sales: Sales decreased $8.9 million, or 0.8%, from $1,150.1 million in the 24 weeks ended April 15, 1995, to $1,141.2 million in the 24 weeks ended April 13, 1996. The decrease in sales in the fiscal 1996 period was primarily attributable to the impact of the closure of four conventional stores during fiscal 1995 and the inclusion of the week following Easter (which is a historically weak sales week for the Company) in the fiscal 1996 period and its exclusion in the fiscal 1995 period, offset by an increase in comparable store sales of 0.1%. Excluding the impact of the post Easter week, comparable store sales increased 0.6%.

  Gross Profit: Gross profit increased $7.2 million, or 2.8%, from $253.8 million in the 24 weeks ended April 15, 1995, to $261.0 million in the 24 weeks ended April 13, 1996. Gross profit as a percentage of sales increased from 22.1% in the 24 weeks ended April 15, 1995, to 22.9% in the 24 weeks ended April 13, 1996, due primarily to the reduction of product costs resulting from purchasing improvements, improved drug and perishable department margins and reduced depreciation expense.

  Selling, General and Administrative Expense: Selling, general and administrative expense ("SG&A") decreased $7.5 million, or 3.3%, from $230.2 million in the 24 weeks ended April 15, 1995 to $222.7 million in the 24 weeks ended April 13, 1996. SG&A decreased from 20.0% of sales in the 24 weeks ended April 15, 1995, to 19.5% of sales in the 24 weeks ended April 13, 1996. The decrease in SG&A reflects the Company's reduced overhead costs, better management of store-level labor costs and the inclusion in the fiscal 1995 period of certain non-recurring costs related to the 1995 acquisition of the Company.

  Operating Income:   Operating income for the 24  weeks ended April  13, 1996
increased $14.7 million, or 62.6%, from $23.5 million in the 24 weeks ended April 15, 1995, to $38.2 million as a result of the factors discussed above.

  Interest Expense: Interest expense increased from $16.2 million in the 24 weeks ended April 15, 1995 to $31.0 million in the 24 weeks ended April 13, 1996. The increase in interest expense was due to the increased indebtedness outstanding following the Acquisition.

  SAR's Termination Costs: In connection with the Acquisition, the Company discharged certain obligations under its SAR's plan by making payments to plan participants and recorded a charge of $26.2 million.

  Net Income: Net income increased from a net loss of $12.1 million in the 24 weeks ended April 15, 1995 to a net income of $1.4 million in the 24 weeks ended April 13, 1996, as a result of the factors discussed above.

  Liquidity and Capital Resources

  The Company's principal sources of liquidity are cash flow from operations, borrowings under the Revolving Credit Facility and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

  The Senior Credit Facilities consist of the $100 million six-year Revolving Credit Facility and the $330 million Term Loan Facilities. The Term Loan Facilities were initially comprised of the $140 million six year amortizing Tranche A Loans, the $60 million seven-year amortizing Tranche B Loans, the $65 million eight-year amortizing Tranche C Loans and the $65 million nine-
year amortizing Tranche D Loans and have been subsequently reduced as a result of debt repayments. The Revolving Credit Facility is available for ongoing working capital needs and for up to $30 million of commercial or standby letters of credit. The letters of credit are used to cover workers' compensation contingencies and for other purposes permitted under the Senior Credit Facilities. Letters of credit for approximately $17.2 million were issued under the Revolving Credit Facility at April 13, 1996, of which $13.5 were to support the Company's workers' compensation self-insurance program.

  The Company generated approximately $2.6 million of cash for operating activities during the 24 weeks ended April 13, 1996 as compared to $21.7 million during the 24 weeks ended April 15, 1995. The cash generated in the 24 weeks ended April 13, 1996, reflects a reduction in accounts payable of $25 million related to an unusually high accounts payable balance at the end of fiscal 1995, which was due primarily to the implementation of a new accounts payable system. Typically, supermarket operators require small amounts of working capital for inventory purchases since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $18.5 million at April 13, 1996.

  The  Company's  cash used  in investing  activities for  the 24  weeks ended
April 13, 1996, was $7.5 million, consisting of $7.7 million of capital expenditures, offset in part by the proceeds from the sale of assets. Capital expenditures related primarily to store expenditures, and, to a lesser extent, expenditures for warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

  The Company plans to make gross capital expenditures of approximately $38 million (or $16 million net of expected capital leases) during the remainder of fiscal 1996. Such expenditures consist of approximately $29 million related to remodels and new stores, as well as ongoing store expenditures for equipment and maintenance and approximately $9 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems. Management expects that these capital expenditures will be financed primarily through cash flow from operations and capital leases. The capital expenditure budget for fiscal 1996 does not include certain environmental remediation costs which have been accrued for in the Company's financial statements and are expected to be incurred over the next several years. In the 24 weeks ended April 13, 1996, the Company has sold and leased back under capital leases approximately $22 million of certain existing owned equipment.

  The capital expenditure plans discussed above do not include potential acquisitions which the Company could make to expand within its existing market or to enter contiguous markets. The Company may consider such acquisition opportunities from time to time. Any such future acquisition may require the Company to seek additional debt or equity financing.

  The Company is a wholly owned subsidiary of DFF Supermarkets, Inc. ("DFF") which is, in turn, a wholly owned subsidiary of Supermarkets. The Company's principal debt instruments permit the Company to make distributions to DFF and Supermarkets under certain circumstances, including for the payment of taxes and, subject to limitations, for general and administrative purposes. After the sixth anniversary of the Acquisition, the Company's principal debt instruments permit the Company, subject to certain financial tests, to make distributions to permit Supermarkets to pay cash dividends on the Parent Preferred Stock.

  The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flows from operations, together with available borrowings under the Revolving Credit Facility and its other sources of liquidity (including capital and operating leases) will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurance that the Company will generate sufficient cash flow from operations or that it will be able to make future borrowings under the Revolving Credit Facility.

  Effects of Inflation

  The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including the availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain gross profit margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  Exhibit 27 - Financial Data Schedule.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 28, 1996      DOMINICK'S FINER FOODS, INC.



                         /s/Robert A. Mariano

                         Robert A. Mariano
                         President and Chief Executive Officer


                        /s/ Darren W. Karst
                        Darren W. Karst
                        Executive Vice President and Chief Financial Officer