Form 10-Q
period 1996-08-03
DOMINICKS FINER FOODS INC /DE/
filed 1996-09-04
CIK 945800

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended August 3, 1996


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

       At August 30, 1996, there were 1,000 shares of Common Stock outstanding. As of such date, all of the outstanding shares of Common Stock were held by DFF Supermarkets, Inc. and there was no public market for the Common Stock.

                              TABLE OF CONTENTS


                        PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets as of
      August 3, 1996 (unaudited) and October 28, 1995 . . . . . . . . . 1

     Consolidated Statements of Operations for the 16 weeks ended
      August 3, 1996 (unaudited) and  August 5, 1995  (unaudited). . .  2

     Consolidated Statements of Operations for the 40 weeks ended
      August 3, 1996 (unaudited), the 20 weeks ended August 5,
      1995 (unaudited), and the 20 weeks ended March 21, 1995
      ("Predecessor") . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows for the 40 weeks ended
      August 3, 1996 (unaudited), the 20 weeks ended August 5,
      1995 (unaudited), and the 20 weeks ended March 21, 1995
      ("Predecessor") . . . . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Financial Statements  . . . . . . . . . . .  5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . .  7

                      PART II. OTHER INFORMATION


  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  12

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  12


  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

  PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                        DOMINICK'S FINER FOODS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands except share data)

                                  ASSETS
                                               October 28,      August 3,
                                                  1995            1996
                                                               (unaudited)
Current assets:
 Cash and cash equivalents                    $    55,551     $    66,827
 Receivables, net                                  25,314          11,787
 Inventories                                      182,880         179,962
 Prepaid expenses and other                        10,573          14,166
  Total current assets                            274,318         272,742

Property and equipment, net                       353,015         350,789

Other assets:
 Deferred financing costs, net                     22,567          20,667
 Goodwill, net                                    419,298         422,707
 Other                                             31,011          28,031
  Total other assets                              472,876         471,405

Total assets                                  $ 1,100,209     $ 1,094,936

              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                             $   171,209     $   141,062
 Accrued payroll and related liabilities           31,579          29,668
 Taxes payable                                      7,958          23,150
 Other accrued liabilities                         83,422          75,048
 Current portion of long-term debt                  9,771           2,108
 Current portion of capital lease obligations       4,565           7,738
  Total current liabilities                       308,504         278,774

Long-term debt:
 Term loans                                       281,109         273,789
 Senior subordinated notes                        200,000         200,000
Capital lease obligations                         103,921         121,075
Deferred income taxes and other liabilities        66,976          78,291

Stockholder's equity:
 Common stock - $.01 par value, 1,000 shares
  authorized and issued                                 -               -
 Additional paid-in capital                       147,647         147,842
 Accumulated deficit                               (7,948)         (4,835)
  Total stockholder's equity                      139,699         143,007

Total liabilities and stockholder's equity    $ 1,100,209     $ 1,094,936

The accompanying notes are an integral part of these consolidated statements.

                        DOMINICK'S FINER FOODS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (dollars in thousands)
                                 (unaudited)

                                                 16 Weeks       16 Weeks
                                                   Ended          Ended
                                                 August 5,      August 3,
                                                    1995           1996
Sales                                           $ 739,037      $ 759,309
Cost of sales                                     570,925        583,234

Gross profit                                      168,112        176,075

Selling, general and administrative expenses      146,998        149,632

Operating income                                   21,114         26,443

Interest expense:
 Interest expense, excluding amortization
  of deferred financing costs                      19,782         20,312
 Amortization of deferred financing costs             930            766

                                                   20,712         21,078
Income before income taxes
 and extraordinary loss                               402          5,365

Income tax expense                                  1,483          3,648

Income (loss) before extraordinary loss            (1,081)         1,717

Extraordinary loss on extinguishment of debt,
 net of applicable tax benefit of $2,824           (4,585)             -

Net income (loss)                               $  (5,666)     $   1,717

The accompanying notes are an integral part of these consolidated statements.

                        DOMINICK'S FINER FOODS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (dollars in thousands)

                                    Predecessor
                                      Company            Company
                                      20 Weeks     20 Weeks     40 Weeks
                                       Ended        Ended        Ended
                                     March 21,     August 5,    August 3,
                                       1995          1995         1996
                                                        (unaudited)
Sales                               $  958,742    $  930,351   $1,900,550
Cost of sales                          747,561       719,738    1,463,514

Gross profit                           211,181       210,613      437,036

Selling, general and
 administrative expenses               191,999       185,152      372,376

SAR's termination costs                 26,152             -            -

Operating income (loss)                 (6,970)       25,461       64,660

Interest expense:
 Interest expense, excluding
  amortization of deferred financing
  costs                                 11,238        24,789       51,272
 Amortization of deferred financing
  costs                                     69         1,361        2,137

                                        11,307        26,150       53,409

Income (loss) before income taxes
 and extraordinary loss                (18,277)         (689)      11,251

Income tax expense (benefit)            (7,135)        1,373        8,138

Income (loss) before extraordinary
 loss                                  (11,142)       (2,062)       3,113

Extraordinary loss on
 extinguishment of debt, net
 of applicable tax benefit
 of $2,824                                   -        (4,585)           -

Net income (loss)                   $   (11,142)  $   (6,647)  $    3,113

The accompanying notes are an integral part of these consolidated statements.

                        DOMINICK'S FINER FOODS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)

                                    Predecessor
                                      Company            Company
                                      20 Weeks     20 Weeks     40 Weeks
                                       Ended        Ended        Ended
                                     March 21,     August 5,    August 3,
                                       1995          1995         1996
                                                        (unaudited)
Cash flows from operating activities:
Net income (loss)                    $  (11,142)   $   (6,647)   $  3,113
Adjustments to reconcile net income
 (loss) to net cash (used in)
 provided by operating activities:
  Extraordinary loss on debt
   extinguishment                             -         7,409           -
  Depreciation and amortization          20,499        17,740      34,722
  Amortization of deferred financing
   costs                                     69         1,361       2,137
  SAR's termination costs                26,825             -           -
  Deferred income taxes                  (3,890)            -           -
  Loss on disposal of assets              1,149             -           5
  Changes in operating assets and
   liabilities, net of acquisition:
    Receivables                           2,546          (775)     13,427
    Inventories                           7,209        21,493       2,918
    Prepaid expenses                     (1,890)          279      (2,063)
    Accounts payable                    (10,217)       (7,698)    (30,148)
    Accrued liabilities and
     taxes payable                      (11,147)        7,799       8,324
Total adjustments                        31,153        47,608      29,322
Net cash provided by operating
 activities                              20,011        40,961      32,435

Cash flows from investing activities:
Proceeds from sale of assets                380             -         293
Capital expenditures                    (22,423)       (9,479)    (25,264)
Proceeds from sale of investments         7,300             -           -
Business acquisition cost,
 net of cash required                         -      (442,777)          -
Other - net                                 116            34           -
Net cash used in investing activities   (14,627)     (452,222)    (24,971)

Cash flows from financing activities:
Principal payments for long-term debt
 and capital lease obligations           (5,363)     (129,300)    (20,052)
Proceeds from sale-leaseback of assets        -             -      24,702
Proceeds from debt issuances                  -       480,000           -
Proceeds from issuance of
 capital stock                                -       100,000           -
Debt issuance costs and other              (791)       (7,905)       (838)
Net cash provided by (used in)
 financing activities                    (6,154)      442,795       3,812
Net increase (decrease) in cash and
 cash equivalents                          (770)       31,534      11,276
Cash and cash equivalents at
 beginning of period                     18,094        17,324      55,551
Cash and cash equivalents at end
 of period                           $   17,324    $   48,858    $ 66,827

Supplemental schedule of non-cash
 investing and financing activities
Acquisition of business:
 Fair value of assets acquired,
  net of cash acquired                             $1,056,627
 Net cash paid in acquisition                        (442,777)
 Exchange of capital stock                            (40,000)
 Management equity investment                          (5,000)
 Liabilities assumed                               $  568,850

Contribution of capital in exchange
 for debt financing fees                           $    2,647

The accompanying notes are an integral part of these consolidated statements.

                        DOMINICK'S FINER FOODS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1. Summary of Significant Accounting Policies

   Basis of Presentation

   The consolidated balance sheet of Dominick's Finer Foods, Inc. ("Company") as of August 3, 1996, and the consolidated statements of operations and cash flows for the 16 week and 40 week period ended August 3, 1996, the 16 week and the 20 week period ended August 5, 1995 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair
presentation  of  its   consolidated  financial  position,   results  of
operations, and cash flows for  these periods.  These  interim financial
statements  do  not  include  all  disclosures   required  by  generally
accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

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

  The Acquisition was accounted for as a purchase of the Company by Supermarkets. As a result, all financial statements for periods subsequent to March 22, 1995, the date the Acquisition was consummated, reflect the Company's assets and liabilities at their estimated fair market values as of March 22, 1995. The purchase price in excess of the fair market value of the Company's assets was recorded as goodwill and is being amortized over a 40-year period. For purposes of the financial statement presentation set forth herein, the Predecessor
Company refers to the Company prior to the consummation of the Acquisition.

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

  Inventories

  Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $3,437,000 and $1,937,000 at August 3, 1996 and October 28, 1995,
respectively, and gross profit and operating income would have been greater by $1,500,000, $600,000, $600,000, and $750,000 for the 40
weeks and 16 weeks ended August 3, 1996, the 16 weeks ended August 5, 1995, and the 20 weeks ended March 21, 1995, and August 5, 1995, respectively.

  Reclassifications

  Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the August 3, 1996 presentation.

2. Subsequent Events

  On August 30, 1996, Supermarkets filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to an initial public offering of its common stock (The "Offering"). In connection with the offering, Supermarkets anticipates it will record a pre-tax charge of approximately $10.5 million related to the planned termination of the consulting agreement with The Yucaipa Companies and an extraordinary loss of approximately $6.4 million (net of applicable income tax benefit of $4.2 million ) related to the write-off of deferred financing costs in connection with the planned extinguishment of debt.

Item 2. Management's Discussion  and Analysis of Financial Condition and

Results of Operations

  The Company was acquired by Supermarkets on March 22, 1995, for total consideration of approximately $693 million (excluding acquisition costs). The Acquisition was accounted for as a purchase of the Company by Supermarkets. The Company's final purchase price allocation resulted in a reduction in the fair market value of its fixed assets of approximately $83 million. Additionally, the Company recorded goodwill of approximately $438 million. The Company's total debt also increased from approximately $250 million at March 21, 1995 to $600 million on the date of the Acquisition. As a result of these changes, the Company anticipates that its results of operations will reflect reduced levels of depreciation and increased levels of amortization of intangibles and interest expense as compared to pre-Acquisition periods.

  The following table sets forth the historical results of operations for the 16 weeks ended August 5, 1995, the 16 weeks ended August 3, 1996, the pro forma operating results for the 40 weeks ended August 5, 1995 giving effect to the Acquisition and certain related transactions as if they occurred at October 29, 1994, and the historical operating results of the Company for the 40 weeks ended August 3, 1996.

                                                                    Pro Forma
                                   16 Weeks Ended                 40 Weeks Ended      40 Weeks Ended
                         August 5, 1995     August 3, 1996        August 5, 1995      August 3, 1996
                                                   (dollars in millions)
                                                        (unaudited)
Sales                    $739.0  100.0 %    $759.3  100.0 %     $1,889.1  100.0 %    $1,900.6  100.0 %
Gross profit              168.1   22.7 %     176.1   23.2 %        423.7   22.4 %       437.0   23.0 %
Selling, general and
 administrative expenses  147.0   19.9 %     149.6   19.7 %        374.9   19.8 %       372.4   19.6 %
Operating income           21.1    2.8 %      26.5    3.5 %         48.8    2.6 %        64.6    3.4 %
Interest expense           20.7    2.8 %      21.1    2.8 %         56.1    3.0 %        53.4    2.8 %
Income tax expense          1.5    0.2 %       3.7    0.5 %          0.7    -             8.1    0.4 %
Extraordinary loss on
 extinguishment of debt     4.6    0.6 %       -      -              4.6    0.2 %         -      -
Net income (loss)          (5.7)  (0.8)%       1.7    0.2 %        (12.6)  (0.6)%         3.1    0.2 %

Comparison of Results of Operations for the 16 Weeks Ended August 3, 1996 with the 16 Weeks Ended August 5, 1995

  Sales: Sales increased $20.3 million, or 2.7%, from $739.0 million in the 16 weeks ended August 5, 1995, to $759.3 million in the 16 weeks ended August 3, 1996. The increase in sales in the fiscal 1996 period was primarily attributable to a comparable store sales increase of 2.7% which includes the week following Easter (a historically soft sales week for the Company) in the fiscal 1995 period and excludes such week in the fiscal 1996 period. Excluding the impact of the post Easter week, comparable store sales increased 2.0%. The computation of "comparable store" sales growth excludes the sales of a store for any period if such store or a comparable store was not open during the entire preceding fiscal year. Replacement stores and stores expanded through remodeling are considered comparable stores.

  Gross Profit: Gross profit increased $8.0 million, or 4.8%, from $168.1 million in the 16 weeks ended August 5, 1995, to $176.1 million in the 16 weeks ended August 3, 1996. Gross profit as a percentage of sales increased from 22.8% in the 16 weeks ended August 5, 1995, to 23.2% in the 16 weeks ended August 3, 1996, due primarily to the reduction of product costs resulting from purchasing improvements and improved perishable and drug department gross profit. The increase in gross profit from perishables reflects the maturing of the converted Fresh Stores.

  Selling, General and Administrative Expense: Selling, general and administrative expense ("SG&A") increased $2.6 million, or 1.8%, from $147.0 million in the 16 weeks ended August 5, 1995 to $149.6 million in the 16 weeks ended August 3, 1996. SG&A decreased from 19.9% of sales in the 16 weeks ended August 5, 1995, to 19.7% of sales in the 16 weeks ended August 3, 1996. The decrease in SG&A as a percentage of sales reflects improved labor productivity and reduced overhead costs.

  Operating Income: Operating income for the 16 weeks ended August 3, 1996 increased $5.4 million, or 25.6%, from $21.1 million in the 16 weeks ended August 5, 1995, to $26.5 million as a result of the factors discussed above.

  Interest Expense: Interest expense increased from $20.7 million in the 16 weeks ended August 5, 1995 to $21.1 million in the 16 weeks ended August 3, 1996 due to an increase in capital lease financing offset by reduced borrowings and lower interest rates in the 1996 period.

  Net Income (Loss): Net income increased $7.4 million from a net loss of $5.7 million in the 16 weeks ended August 5, 1995 to net income of $1.7 million in the 16 weeks ended August 3, 1996 as a result of the factors discussed above. The net loss for the 16 weeks ended August 5, 1995 was adversely affected by an extraordinary loss of $4.6 million (net of applicable tax benefit of $2.8 million) associated with the early extinguishment of debt.

Comparison of Results of Operations for the 40 Weeks Ended August 3, 1996 (Historical) with the 40 Weeks Ended August 5, 1995 (Pro Forma)

  Sales: Sales increased $11.5 million, or 0.6%, from $1,889.1 million in the 40 weeks ended August 5, 1995, to $1,900.6 million in the 40 weeks ended August 3, 1996. The increase in sales in the fiscal 1996 period was primarily attributable to the 1.1% increase in comparable store sales, partially offset by the impact of the closure of four conventional stores during fiscal 1995.

  Gross Profit: Gross profit increased $13.3 million, or 3.1%, from $423.7 million in the 40 weeks ended August 5, 1995, to $437.0 million in the 40 weeks ended August 3, 1996. Gross profit as a percentage of sales increased from 22.4% in the 40 weeks ended August 5, 1995, to 23.0% in the 40 weeks ended August 3, 1996, due primarily to the reduction of product costs resulting from purchasing improvements and improved perishable and drug department gross profit. The increase in gross profit from perishables reflects the maturing of the converted Fresh Stores.

  Selling, General and Administrative Expense: Selling, general and administrative expense ("SG&A") decreased $2.5 million, or 0.7%, from $374.9 million in the 40 weeks ended August 5, 1995 to $372.4 million in the 40 weeks ended August 3, 1996. SG&A decreased from 19.8% of sales in the 40 weeks ended August 5, 1995, to 19.6% of sales in the 40 weeks ended August 3, 1996. The decrease in SG&A reflects improved labor productivity and reduced overhead costs.

  Operating Income: Operating income for the 40 weeks ended August 3, 1996 increased $15.8 million, or 32.3%, from $48.8 million in the 40 weeks ended August 5, 1995, to $64.6 million as a result of the factors discussed above.

  Interest Expense: Interest expense decreased from $56.1 million in the 40 weeks ended August 5, 1995 to $53.4 million in the 40 weeks ended August 3, 1996 primarily due to slightly lower interest rates and borrowing levels.

  Net Income (Loss): Net income increased $15.7 million from a net loss of $12.6 million in the 40 weeks ended August 5, 1995 to a net income of $3.1 million in the 40 weeks ended August 3, 1996 as a result of the factors discussed above. The net loss for the 40 weeks ended August 5, 1995 was adversely affected by an extraordinary loss of $4.6 million (net of applicable tax benefit of $2.8 million) associated with the early extinguishment of debt.

Liquidity and Capital Resources

  The Company's principal sources of liquidity are cash flow from operations, borrowings under the Revolving Credit Facility and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

  The Senior Credit Facilities consist of the $100 million six-year Revolving Credit Facility and the $330 million Term Loan Facilities.
The Term Loan Facilities were initially comprised of the $140 million six year amortizing Tranche A Loans, the $60 million seven-year amortizing Tranche B Loans, the $65 million eight-year amortizing Tranche C Loans and the $65 million nine-year amortizing Tranche D Loans and have been subsequently reduced as a result of debt repayments. The Revolving Credit Facility is available for ongoing working capital needs and for up to $30 million of commercial or standby letters of credit. The letters of credit are used to cover workers' compensation contingencies and for other purposes permitted under the Senior Credit Facilities. Letters of credit for approximately $17.2 million were issued under the Revolving Credit Facility at August 3, 1996, of which $13.5 were to support the Company's workers' compensation self-insurance program.

  The Company generated approximately $32.4 million of cash for operating activities during the 40 weeks ended August 3, 1996 as compared to $61.0 million during the 40 weeks ended August 5, 1995. One of the principal uses of cash in the Company's operating activities is inventory purchases. Typically, supermarket operators require small amounts of working capital for inventory purchases since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $6.0 million at August 3, 1996.

  The Company's cash used in investing activities for the 40 weeks ended August 3, 1996 was $25.0 million, consisting primarily of capital expenditures. Capital expenditures related primarily to store expenditures, and, to a lesser extent, expenditures for warehousing, distribution and manufacturing facilities and equipment, including computer systems.

  The Company plans to make gross capital expenditures of approximately $31 million during the last quarter of fiscal 1996, a portion of which is expected to be funded with capital leases. Such expenditures consist of approximately $26 million related to remodels and new stores, as well as ongoing store expenditures for equipment and maintenance and approximately $5 million related to warehousing, distribution and manufacturing facilities and equipment, including computer systems. Management expects that these capital expenditures will be financed primarily through cash flow from operations and capital leases. The capital expenditure budget for fiscal 1996 does not include certain environmental remediation costs which have been accrued for in the Company's financial statements and are expected to be incurred over the next several years. During the 40 weeks ended August 3, 1996, the Company has sold and leased back under capital leases approximately $25 million of certain existing equipment.

  The Company has historically utilized leasing facilities to finance the cost of new store equipment and fixtures. At August 3, 1996, the Company had an $18 million lease facility available which it anticipates will be substantially utilized in connection with its new store program in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. The Company will seek additional leasing facilities as required to support its capital expenditure program.

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

  Initial Public Offering

  On August 30, 1996, Supermarkets filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to an initial public offering of its common stock (The "Offering"). In connection with the Offering, the Company intends to enter into a new credit facility with a syndicate of financial institutions. The new credit facility will provide for a $100 million amortizing term loan (the "New Term Loan") and a $225 million revolving credit facility including a $105 million term loan subfacility (the "New Revolving Facility"), each of which has a six and one-half year term. The New Revolving Facility will be available for working capital and general corporate purposes, including up to $50 million which may be used to support letters of credit. Borrowings under (i) the New Revolving Facility and the New Term Loan will bear interest at a rate equal to the Base Rate (as defined in the Loan Agreement) plus 0.50% per annum or the reserve adjusted Euro-Dollar Rate (as defined in the Loan
Agreement) plus a maximum 1.50% per annum (subject to reduction as certain financial tests are satisfied).

Effects of Inflation

  The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including the availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain gross profit margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

  When used in this report, the words "estimate," "expect," "project" and similar expressions, together with any other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants, including price-cutting strategies; (ii) unanticipated costs related to the growth and operating strategies; (iii) loss or retirement of key members of management; (iv) inability to negotiate more favorable terms with suppliers or to improve working capital management; (v) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements; (vi)
inability to develop new stores in advantageous locations or to successfully convert existing stores; (vii) prolonged labor disruption;
(viii) deterioration in general or regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (x) loss of customers as a result of the conversion of store formats; (xi) adverse determinations in connection with pending or future litigation or other material claims and judgements against the Company; (xii) inability to achieve future sales levels or other operating results that support the cost savings and
(xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. In addition, there can be no assurance that unforeseen costs and expenses or other factors will not offset or adversely affect the projected cost savings or other benefits in whole or in part.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending Litigation

  On March 16, 1995, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Dominick's by two former employees of Dominick's. The plaintiff's original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs' filed an amended complaint on May 1, 1995. The amended complaint added four additional plaintiffs and asserted allegations of gender and national origin discrimination. A second amended complaint was filed on August 16, 1996 adding three additional plaintiffs. There are currently several outstanding motions before the court, including the plaintiffs' motion for class certification. The parties are conducting discovery with respect to the pending motion for class certification. The Company believes that there is no merit to the plaintiffs' allegations and intends to vigorously defend this lawsuit. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, however, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination, it could be required to pay monetary damages which, depending on the outcome of the class certification motion (and the size of any class certified), the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial.

Item 6. Exhibits and Reports on Form 8-K

  Exhibit 27 - Financial Data Schedule

                                 SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Dated:  September 3, 1996 DOMINICK'S FINER FOODS, INC.



                    /s/ Robert A. Mariano

                    Robert A. Mariano
                    President and Chief Executive Officer




                    /s/ Darren W. Karst

                    Darren W. Karst
                    Executive Vice President and Chief Financial Officer (Principal Accounting Officer)