Form 10-Q
period 1997-01-25
DOMINICKS FINER FOODS INC /DE/
filed 1997-03-11
CIK 945800

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended January 25, 1997


                      Commission file number  33-92700

                        DOMINICK'S FINER FOODS, INC.
             (Exact name of registrant as specified in charter)


               Delaware                            36-3168270
          (State or other jurisdiction           (I.R.S. Employer
           of incorporation or organization)      Identification Number)

           505 Railroad Avenue
           Northlake, Illinois                         60164
     (Address of principal executive offices)        (ZipCode)

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

     At March 3, 1997, there were 1,000 shares of Common Stock outstanding. As of such date, all of the outstanding shares of Common Stock were held by Dominick's Supermarkets, Inc. and there was no public market for the Common Stock.

                            TABLE OF CONTENTS


                       PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of
            January 25, 1997 (unaudited) and November 2, 1996               1
          Consolidated Statements of Operations for the 12 weeks ended
            January 25, 1997 and January 20, 1996 (unaudited)               2

          Consolidated Statements of Cash Flows for the 12 weeks ended
            January 25, 1997 and January 20, 1996 (unaudited)               3

          Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        5



                        PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                  8

Item 2.  Changes in Securities                                              8

Item 3.  Defaults Upon Senior Securities                                    8

Item 4.  Submission of Matters to a Vote of Security Holders                8

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9


Signatures                                                                 10


PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                                            DOMINICK'S FINER FOODS,INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)

                   ASSETS
                                                            January 25, 1997        November 2, 1996
                                                               (unaudited)
              Current assets:
              Cash and cash equivalents                      $    21,191             $    32,735
              Receivables, net                                    20,694                  16,723
              Inventories                                        203,947                 203,411
              Prepaid expenses and other                          24,059                  21,860
                Total current assets                             269,891                 274,729

              Property and equipment, net                        383,649                 368,224

              Other assets:
               Deferred financing costs, net                       11,271                  11,524
               Goodwill, net                                      417,656                 420,182
               Other                                               27,215                  27,546
                Total other assets                                456,142                 459,252

              Total assets                                    $ 1,109,682             $ 1,102,205

                        LIABILITIES AND STOCKHOLDER'S EQUITY

              Current liabilities:
              Accounts payable                                $   158,309             $   187,787
              Accrued payroll and related liabilities              28,441                  30,896
              Taxes payable                                        25,899                  18,234
              Other accrued liabilities                            67,127                  61,465
              Current portion of long-term debt                       377                     376
              Current portion of capital lease obligations         11,337                   9,676
               Total current liabilities                          291,490                 308,434

              Long-term debt:
               Term loans                                         215,578                 200,644
               Senior subordinated debt                           200,000                 200,000
               Capital lease obligations                          135,832                 130,052
               Deferred income taxes and other liabilities         82,786                  84,004

              Stockholder's equity:
               Common stock                                             -                       -
               Additional paid-in capital                         193,977                 193,951
               Accumulated deficit                                 (9,981)                (14,880)
                Total stockholder's equity                        183,996                 179,071

                 Total liabilities and stockholder's equity   $ 1,109,682             $ 1,102,205

                                                          See accompanying notes.

                                 DOMINICK'S FINER FOODS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands)
                                       (unaudited)


                                                              12 Weeks                    12 Weeks
                                                                Ended                       Ended
                                                          January 25, 1997            January 20, 1996
              Sales                                           $    602,923                $    584,362

              Cost of sales                                        460,616                     452,410

              Gross profit                                         142,307                     131,952

              Selling, general and administrative expenses         119,012                     112,622

              Operating income                                      23,295                      19,330

              Interest expense                                      13,377                      16,514

              Income before income taxes                             9,918                       2,816

              Income tax expense                                     5,017                       2,146

              Net income                                      $      4,901               $         670



                                                See accompanying notes.

                                     DOMINICK'S FINER FOODS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)
                                               (unaudited)
                                                                12 Weeks                  12 Weeks
                                                                  Ended                     Ended
                                                            January 25, 1997          January 20, 1996

            Cash flows from operating activities:
            Net income                                        $        4,901             $         670
            Adjustments to reconcile net income to net cash
              used in operating activities:
             Depreciation and amortization                            12,021                    10,164
             Amortization of deferred financing costs                    252                       812
             Gain on disposal of assets                                  (44)                        -
             Changes in operating assets and liabilities:
              Receivables                                             (3,972)                    3,643
              Inventories                                               (536)                    1,856
              Prepaid expenses                                        (3,064)                     (985)
              Accounts payable                                       (29,478)                  (33,521)
              Accrued liabilities and taxes payable                    9,401                    (7,273)
            Total adjustments                                        (15,420)                  (25,304)
            Net cash used in operating activities                    (10,519)                  (24,634)

            Cash flows from investing activities:
            Capital expenditures                                     (21,108)                   (3,563)
            Proceeds from sale of assets                                  56                       117
            Net cash used in investing activities                    (21,052)                   (3,446)

            Cash flows from financing activities:
            Principal payments for long-term debt and
             capital lease obligations                                (4,013)                   (9,951)
            Proceeds from sale-leaseback of assets                     8,848                    16,911
            Increase in revolving debt                                15,000                         -
            Deferred financing costs and other                           192                      (322)
            Net cash provided by financing activities                 20,027                     6,638


           Net decrease in cash and cash equivalents                 (11,544)                  (21,442)
           Cash and cash equivalents at beginning of period           32,735                    55,551

           Cash and cash equivalents at end of period         $       21,191             $      34,109

                                                            See accompanying notes.

                         DOMINICK'S FINER FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

          1. Summary of Significant Accounting Policies

               Basis of Presentation

               The consolidated balance sheet of Dominick's Finer Foods, Inc. (together with its subsidiaries, the "Company") as of January 25, 1997, and the consolidated statements of operations and cash flows for the 12 week period ended January 25, 1997, and January 20, 1996, are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year. The Company is a wholly owned subsidiary of Dominick's Supermarkets, Inc. ("Supermarkets").

               On November 1, 1996, $35.9 million of the proceeds of Supermarkets' initial public offering, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility was used to repay all of the outstanding borrowings under the Company's then existing credit facility. The remaining proceeds were used to terminate a consulting agreement.

               The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.


               Inventories

               Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $3,960,000 and $3,355,000 at January 25, 1997 and November 2, 1996, respectively, and gross profit and operating income would have been greater by $605,000 and $450,000 for the 12 weeks ended January 25, 1997 and January 20, 1996, respectively.

          Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

          Results of Operations
               The following table sets forth the historical results of the
          Company for the 12 weeks ended January 25, 1997, and  for the  12 weeks ended January  20, 1996, expresses  in millions of  dollars and as a percentage of sales.

                                                                  12 Weeks Ended

                                                       January 25, 1997       January 20,1996
                                                                     (unaudited)
          Sales                                       $602.9    100.0 %     $584.4    100.0 %
          Gross profit                                 142.3     23.6 %      132.0     22.6 %
          Selling, general and
            administrative expenses                    119.0     19.7 %      112.6     19.3 %
          Operating income                              23.3      3.9 %       19.3      3.3 %
          Interest expense                              13.4      2.2 %       16.5      2.8 %
          Income tax expense                             5.0      0.8 %        2.1      0.4 %
          Net income                                     4.9      0.9 %        0.7      0.1 %

          Comparison of Results of Operations for the 12 Weeks Ended January 25, 1997 with the 12 Weeks Ended January 20, 1996

               Sales: Sales increased $18.5 million, or 3.2%, from $584.4 million in the 12 weeks ended January 20, 1996 to $602.9 million in the 12 weeks ended January 25, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new Dominick's Fresh Stores in the fourth quarter of fiscal 1996, partially offset by a decrease in comparable store sales of 0.7%. The decrease in comparable store sales is due to greater remodel construction activity compared to the prior year period, which caused some disruption in 12 stores. Additionally, the shortened holiday season in the fiscal 1997 period also impacted sales.

               Gross Profit: Gross profit increased $10.3 million, or 7.8%, from $132.0 million in the 12 weeks ended January 20, 1996 to $142.3 million in the 12 weeks ended January 25, 1997. Gross profit as a percentage of sales increased from 22.6% in the 12 weeks ended January 20, 1996 to 23.6% in the 12 weeks ended January 25, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increase sales and margins in its grocery and drug departments.

               Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") increased $6.4 million, or 5.7%, from $112.6 million in the 12 weeks ended January 20, 1996 to $119.0 million in the 12 weeks ended January 25, 1997. SG&A increased from 19.3% of sales in the 12 weeks ended January 20, 1996 to 19.7% of sales in the 12 weeks ended January 25, 1997. The increase in SG&A as a percentage of sales reflects planned increases in rent and occupancy costs associated with new and replacement stores opening in the second half of fiscal 1996.

               Operating Income: Operating income for the 12 weeks ended January 25, 1997 increased $4.0 million, or 20.7%, from $19.3 million in the 12 weeks ended January 20, 1996 to $23.3 million as a result of the factors discussed above.

               Interest Expense: Interest expense decreased from $16.5 million in the 12 weeks ended January 20, 1996 to $13.4 million in the 12 weeks ended January 25, 1997. The decrease in interest expense was due to lower borrowings and interest rates following Supermarkets' initial public offering.

               Net Income: Net income increased from $0.7 million in the 12 weeks ended January 20, 1996 to $4.9 million in the 12 weeks ended January 25, 1997, as a result of the factors discussed above.

          Liquidity and Capital Resources

               The Company's principal sources of liquidity are cash flow from operations, borrowings under the New Revolving Facility (as defined below) and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

               On November 1, 1996, $35.9 million of the proceeds of Supermarkets' initial public offering, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility (defined below) was used to repay all  of the  outstanding borrowings  under the  Company's then  existing credit facility.  The remaining proceeds were used to terminate a consulting agreement As a result of these changes, the Company's debt was reduced and it anticipates that its future results of operations will reflect reduced levels of interest expense.

               On November 1, 1996, the Company entered into a credit facility with a syndicate of financial institutions (the "New Credit Facility"). The New Credit Facility provides for a $100 million amortizing term loan (the" New Term Loan"), a $105 million revolving term facility (the "New Revolving Term Facility") and a $120 million revolving facility (the "New Revolving Facility," and together with the New Revolving Term Facility, the "New Revolving Facilities"), each of which has a six and one-half year term. The New Revolving Facility is available for working capital and general corporate purposes, including up to $50 million to support letters of credit. Up to $20 million of the New Revolving Facility is available as a swingline facility (i.e.,a facility which permits same-day borrowings directly from the agent under the New Credit Facility). The Company is not required to reduce borrowings under the New Revolving Facilities by a specified amount each year. The New Term Loan requires quarterly amortization payments commencing in the second quarter of fiscal 1998 in amounts
          ranging from $2.5  million   to $7.5  million per  quarter.   The
          Company will also be required to make prepayments under the New Credit Facility, subject to certain exceptions, with a percentage of its consolidated excess cash flow and with the proceeds from certain asset sales, issuance's of debt securities and any pension plan reversions.

               The Company used approximately $10.5 million of cash for operating activities during the 12 weeks ended January 25, 1997 compared to $24.6 million in the same period last year. The reduction in cash used for operating activities during the 12 weeks ended January 25, 1997 is attributable to lower interest
          expense and the  timing of cash payments  for interest.   The
          Company anticipates that one of the principal uses of cash in its operating activities will be inventory purchases. However, supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $21.6 million at January 25, 1997.

               The Company's cash used in investing activities for the 12 weeks ended January 25, 1997 was $21.0 million, which consisted principally of capital expenditures related primarily to store remodels and, to a lesser extent, expenditures for warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

               The Company plans to make gross capital expenditures of approximately $84 million (or $55 million net of expected capital leases) in fiscal 1997. Such expenditures consist of approximately $60 million related to remodels and new stores, as well as ongoing store expenditures for equipment and maintenance and approximately $24 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems. Management expects that these capital expenditures will be financed primarily through cash flow from operations and lease  financing.
           During the 12 weeks ended January 25, 1997, the Company sold and leased-back under  capital  leases approximately  $9  million  of certain existing owned equipment.

               The capital expenditure plans discussed above do not include potential acquisitions which the Company could make to expand within its existing market or to enter contiguous markets. The Company considers acquisition opportunities from time to time. In March 1997, the Company completed the purchase of Byerly's two Chicago area stores, which have been closed for remodeling to the
          "Fresh Store" format.   The  Company is  also evaluating  other
          acquisition opportunities in its market area, although no agreements have been reached. Any such future acquisition, depending on its size and the form of consideration, may require the Company to seek additional debt or equity financing.

                The Company is a wholly owned subsidiary of Supermarkets. The Company's principal debt instruments generally restrict the Company from paying dividends or otherwise distributing cash to Supermarkets, except under certain limited circumstances, including for the payment of taxes and, subject to limitations, for general administration purposes.

               The Company, in the ordinary course of its business, is party to various legal actions. One case currently pending alleges gender discrimination by the Company and seeks compensatory and punitive damages in an unspecified amount. The plaintiffs' motion for class certification is currently pending before the court. A federal magistrate has recommended that the female subclass be certified, see "Legal Proceedings." Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If the Company were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the outcome of the class certification motion (and the size of any class certified), the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

               The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flows from operations, together with available borrowings under the New Revolving Facility and its other sources of liquidity (including capital and operating leases), will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurance that the Company will generate sufficient cash flow from operations or that it will be able to make future borrowings under the New Credit Facility.



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

          Cautionary Statement for Purposes of ``Safe Harbor Provisions '' of the Private Securities Litigation Reform Act of 1995

               When  used  in  this   report,  the  words "estimate," "expect,"
          "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ``Securities Act'') and
          Section 21E of the Securities Exchange Act of 1934, as amended
          (the ``Exchange Act''). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although
          believed  to   be  reasonable,  are   inherently uncertain and
          difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits anticipated in these forward looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods:
          (i) continued or increased competitive pressures from existing competitors and new entrants, including price-cutting strategies;
          (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) inability to negotiate more favorable terms with suppliers or to improve working capital management; (v) increase in interest rates of the Company's cost of borrowing or a default under any material debt agreements; (vi) inability to develop new stores in advantageous locations or to successfully convert existing stores;
          (vii) prolonged labor disruption; (viii) deterioration in general of regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (x) loss of customers as result of the conversion of store formats; (xi) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii) inability to achieve future sales ; and (xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. In addition, there can be no assurance that unforeseen costs and expenses or other factors will not offset or adversely affect the projected cost savings or other benefits in whole or in part.

          PART II. OTHER INFORMATION

          Item 1.   Legal Proceedings

               On March 16, 1995, a lawsuit was filed in the United States
          District Court for the Northern District of Illinois against  the
          Company by  two  employees  of  the  Company.    The  plaintiffs'
          original complaint asserted allegations of gender  discrimination and sought compensatory  and punitive damages  in an  unspecified
          amount.   The plaintiffs  filed an  amended complaint  on  May 1,
          1995.  The amended complaint added four additional plaintiffs and
          asserted   allegations    of   gender    and   national    origin
          discrimination.  The plaintiffs filed a second amended  complaint
          on August 16, 1996  adding  three  additional plaintiffs.    The
          plaintiffs' motion for class  certification is currently  pending
          before the court.   On February  21, 1997,  the magistrate  judge
          issued a report and recommendation  in which he recommended  that the subclass of female employees be certified and that the subclass of Hispanic employees not be certified. That report and
          recommendation is  now  before the  district  court judge.    The
          Company will object to  the report  and recommendation  of  the
          magistrate  judge  concerning  the   female  subclass,  and   the
          plaintiffs are expected to object to the recommendation concerning the Hispanic subclass. The parties are currently in the process of
          briefing those objections.   The district  court is obligated  to
          conduct a de novo review of the certification issue.  The Company
          plans to vigorously  defend this lawsuit.   Due  to the  numerous
          legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If the Company was held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the outcome of the class certification motion (and the size of any class certified),  the theory of recovery or  the
          resolution  of  the  plaintiffs'  claims  for  compensatory   and
          punitive damages, could be substantial and could have a  material
          adverse effect on the Company.   Based upon the current state  of
          the  proceedings,  the  Company's  assessment  to  date  of   the
          underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have  a material  adverse effect  on the  Company's  overall
          liquidity.    As  additional  information  is  gathered  and  the
          litigation proceeds, the Company will continue to assess its potential impact.

          Item 2.   Changes in Securities
               None.

          Item 3.   Defaults Upon Senior Securities
               None.

          Item 4.   Submission of Matters to a Vote of Security Holders
               None.

          Item 5.   Other Information
               None.

          Item 6.   Exhibits and Reports on Form 8-K
               Exhibit 27 - Financial Data Schedule

               SIGNATURES

               Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Dated:  March 10, 1997             DOMINICK'S FINER FOODS, INC.



                               /s/Robert A. Mariano
                               Robert A. Mariano
                               President and  Chief Executive Officer




                               /s/ Darren W.  Karst
                               Darren W. Karst
                               Executive Vice President,
                               Chief Financial Officer