Form 10-Q
period 1997-04-19
DOMINICKS FINER FOODS INC /DE/
filed 1997-06-03
CIK 945800

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-Q



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 19, 1997


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

     At May 27, 1997 there were 1,000 shares of Common Stock outstanding. As of such date, all of the outstanding shares of Common Stock were held by Dominick's Supermarkets, Inc. and there was no public market for the Common Stock.

                             TABLE OF CONTENTS



     PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of
            April 19, 1997 (unaudited) and November 2, 1996                   1

          Consolidated Statements of Operations for the 12 weeks ended
            April 19, 1997 and April 13, 1996 (unaudited)                     2

         Consolidated Statements of Operations for the 24 weeks ended
            April 19, 1997 and April 13, 1996 (unaudited)                     3

          Consolidated Statements of Cash Flows for the 24 weeks ended
            April 19, 1997 and April 13, 1996 (unaudited)                     4

          Notes to Consolidated Financial Statements (unaudited)              5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             6



     PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities                                               10

Item 3.  Defaults Upon Senior Securities                                     10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    10


Signatures                                                                   11

PART I.  FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements

                        DOMINICK'S FINER FOODS, INC.
                        CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                     April 19, 1997         November 2, 1996
    ASSETS                                             (unaudited)
     Current assets:
      Cash and cash equivalents                      $       27,644           $       32,735
      Receivables, net                                       25,267                   16,723
      Inventories                                           217,726                  203,411
      Prepaid expenses and other                             22,570                   21,860
         Total current assets                               293,207                  274,729
      Property and equipment, net                           390,279                  368,224
     Other assets:
      Deferred financing costs, net                          11,057                   11,524
      Goodwill, net                                         415,176                  420,182
      Other, net                                             26,884                   27,546
        Total other assets                                  453,117                  459,252
     Total assets                                    $    1,136,603            $   1,102,205

   LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
      Accounts payable                               $      185,195            $     187,787
      Accrued payroll and related liabilities                34,101                   30,896
      Taxes payable                                          28,781                   18,234
      Other accrued liabilities                              72,547                   61,465
      Current portion of long-term debt                       2,880                      376
      Current portion of capital lease obligations           11,755                    9,676
       Total current liabilities                            335,259                  308,434
     Long-term debt:
      Bank credit facilities and other                      195,953                  200,644
      Senior subordinated debt                              200,000                  200,000
     Capital lease obligations                              133,636                  130,052
     Deferred income taxes and other liabilities             83,870                   84,004

    Stockholder's equity:
      Common Stock, $.01 par value 1,000 shares,
        authorized and issued                                     -                        -
      Additional paid-in capital                            193,983                  193,951
      Accumulated deficit                                    (6,098)                 (14,880)
        Total stockholder's equity                          187,885                  179,071
     Total liabilities and stockholder's equity      $    1,136,603            $   1,102,205

                                            See accompanying notes.

                        DOMINICK'S FINER FOODS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands)
                               (unaudited)


                                                           12 Weeks                 12 Weeks
                                                              Ended                    Ended
                                                     April 19, 1997           April 13, 1996
     Sales                                               $  583,455               $  556,880
     Cost of sales                                          442,427                  427,872

     Gross profit                                           141,028                  129,008

     Selling, general and administrative expenses           119,219                  110,121

     Operating income                                        21,809                   18,887

     Interest expense                                        13,765                   15,816

     Income before income taxes                               8,044                    3,071

     Income tax expense                                       4,163                    2,343

     Net income                                          $    3,881              $       728

                          See accompanying notes

                        DOMINICK'S FINER FOODS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands)
                               (unaudited)


                                                           24 Weeks                 24 Weeks
                                                              Ended                    Ended
                                                     April 19, 1997           April 13, 1996
     Sales                                             $  1,186,378             $  1,141,242
     Cost of sales                                          903,043                  880,282

     Gross profit                                           283,335                  260,960

     Selling, general and administrative expenses           238,231                  222,744

     Operating income                                        45,104                   38,216

     Interest expense                                        27,142                   32,330

     Income before income taxes                              17,962                    5,886

     Income tax expense                                       9,179                    4,489

     Net income                                         $     8,783              $     1,397


                                     See accompanying notes.

                        DOMINICK'S FINER FOODS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           24 Weeks                 24 Weeks
                                                              Ended                    Ended
                                                     April 19, 1997           April 13, 1996

     Cash flows from operating activities:
     Net income                                      $        8,783             $      1,397
     Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                          25,389                   20,599
      Amortization of deferred financing costs                  516                    1,371
      Gain on disposal of assets                                (77)                       -
      Changes in operating assets and liabilities:
       Receivables                                           (8,544)                   7,695
       Inventories                                          (14,316)                   5,760
       Prepaid expenses                                        (926)                  (2,197)
       Accounts payable                                      (2,592)                 (25,372)
       Accrued liabilities and taxes payable                 22,795                   (6,656)
     Total adjustments                                       22,245                    1,199
     Net cash provided by operating activities               31,028                    2,597

     Cash flows from investing activities:
     Capital expenditures                                   (37,490)                  (7,657)
     Other                                                      120                      201
     Net cash used in investing activities                  (37,370)                  (7,456)

     Cash flows from financing activities:
     Principal payments for long-term debt and
      capital lease obligations                             (6,901)                  (17,260)
     Proceeds from sale-leaseback of assets                  9,844                    21,904
     Decrease in revolving debt                             (2,000)                        -
     Deferred financing costs and other                        308                      (410)
     Net cash provided by financing activities               1,251                     4,234

    Net decrease in cash and cash equivalents               (5,091)                     (625)
    Cash and cash equivalents at beginning of period        32,735                    55,551

    Cash and cash equivalents at end of period       $      27,644              $     54,926



                          See accompanying notes.

                        DOMINICK'S FINER FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated balance sheet of Dominick's Finer Foods, Inc. (together with its subsidiaries, the "Company") as of April 19, 1997, and the consolidated statements of operations and cash flows for the 12 week and 24 week periods ended April 19, 1997 and April 13, 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year. The Company is a wholly owned subsidiary of Dominick's Supermarkets, Inc. ("Supermarkets").

     On November 1, 1996, $35.9 million of the proceeds of Supermarkets' initial public offering, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility was used to repay all of the outstanding borrowings under the Company's prior credit facility. The remaining proceeds were used to terminate a consulting agreement.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.


     Inventories

     Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $4,563,000 and $3,355,000 at April 19, 1997 and November 2, 1996, respectively, and gross profit and operating income would have been greater by $1,208,000, $604,000, $900,000 and $450,000 for the 24 weeks and 12 weeks ended April 19, 1997 and April 13, 1996, respectively.

Item 2.   Management's Discussion and Analysis  of Financial Condition  and
Results of Operations

Results of Operations

     The following table sets forth the historical results of the Company for the 12 weeks ended April 19, 1997, the 12 weeks ended April 13, 1996, the 24 weeks ended April 19, 1997 and for the 24 weeks ended April 13, 1996, expressed in millions of dollars and as a percentage of sales.

                                    12 Weeks Ended                        24 Weeks Ended
                            April 19, 1997    April 13, 1996       April 19, 1997     April 13, 1996
                                                      (unaudited)
Sales                       $583.5  100.0%    $556.9  100.0%     $1,186.4  100.0%   $1,141.2  100.0%
Gross profit                 141.0   24.2%     129.0   23.2%        283.3   23.9%      261.0   22.9%
Selling, general and
  administrative expenses    119.2   20.4%     110.1   19.8%        238.2   20.1%      222.8   19.5%
Operating income              21.8    3.8%      18.9    3.4%         45.1    3.8%       38.2    3.4%
Interest expense              13.8    2.4%      15.8    2.8%         27.1    2.3%       32.3    2.8%
Income tax expense             4.1    0.7%       2.4    0.4%          9.2    0.8%        4.5    0.4%
Net income                     3.9    0.7%       0.7    0.1%          8.8    0.7%        1.4    0.1%

Comparison of Results of Operations for the 12 Weeks Ended April 19, 1997 with the 12 Weeks Ended April 13, 1996

     Sales: Sales increased $26.6 million, or 4.8%, from $556.9 million in the 12 weeks ended April 13, 1996 to $583.5 million in the 12 weeks ended April 19, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new Dominick's Fresh Stores in the fourth quarter of fiscal 1996 and an increase in comparable store sales of 1.6%.

     Gross Profit: Gross profit increased $12.0 million, or 9.3%, from $129.0 million in the 12 weeks ended April 13, 1996 to $141.0 million in the 12 weeks ended April 19, 1997. Gross profit as a percentage of sales increased from 23.2% in the 12 weeks ended April 13, 1996 to 24.2% in the 12 weeks ended April 19, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increase sales and margins in its grocery and drug departments.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") increased $9.1 million, or 8.3%, from $110.1 million in the 12 weeks ended April 13, 1996 to $119.2 million in the 12 weeks ended April 19, 1997. SG&A as a percentage of sales increased from 19.8% in the 12 weeks ended April 13, 1996 to 20.4% in the 12 weeks ended April 19, 1997. The increase in SG&A as a percentage of sales was primarily attributable to planned increases in rent and occupancy costs associated with new and replacement stores opening in the second half of fiscal 1996.

     Operating Income: Operating income for the 12 weeks ended April 19, 1997 increased $2.9 million, or 15.3%, from $18.9 million in the 12 weeks ended April 13, 1996 to $21.8 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $15.8 million in the 12 weeks ended April 13, 1996 to $13.8 million in the 12 weeks ended April 19, 1997. The decrease in interest expense was due to a reduced level of indebtedness and lower interest costs following the Supermarkets' initial public offering.

     Net Income: Net income increased $3.2 million from $0.7 million in the 12 weeks ended April 13, 1996 to $3.9 million in the 12 weeks ended April 19, 1997 as a result of the factors discussed above.


Comparison of Results of Operations for the 24 Weeks Ended April 19, 1997 with the 24 Weeks Ended April 13, 1996.

     Sales: Sales increased $45.2 million, or 4.0%, from $1,141.2 million in the 24 weeks ended April 13, 1996 to $1,186.4 million in the 24 weeks ended April 19, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new Dominick's Fresh Stores in the fourth quarter of fiscal 1996 and an increase in comparable store sales of 0.4%.

     Gross Profit: Gross profit increased $22.3 million, or 8.5%, from $261.0 million in the 24 weeks ended April 13, 1996 to $283.3 million in the 24 weeks ended April 19, 1997. Gross profit as a percentage of sales increased from 22.9% in the 24 weeks ended April 13, 1996 to 23.9% in the 24 weeks ended April 19, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increase sales and margins in its grocery and drug departments.

     Selling, General and Administrative Expenses: SG&A increased $15.4 million, or 6.9%, from $222.8 million in the 24 weeks ended April 13, 1996 to $238.2 million in the 24 weeks ended April 19, 1997. SG&A as a percentage of sales increased from 19.5% in the 24 weeks ended April 13, 1996 to 20.1% in the 24 weeks ended April 19, 1997. The increase in SG&A as a percentage of sales was primarily attributable to planned increases in rent and occupancy costs associated with new and replacement stores opening in the second half of fiscal 1996.

     Operating Income: Operating income for the 24 weeks ended April 19, 1997 increased $6.9 million, or 18.1%, from $38.2 million in the 24 weeks ended April 13, 1996 to $45.1 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $32.3 million in the 24 weeks ended April 13, 1996 to $27.1 million in the 24 weeks ended April 19, 1997. The decrease in interest expense was due to a reduced level of indebtedness and lower interest costs following Supermarkets' initial public offering.

     Net Income: Net income increased $7.4 million from $1.4 million in the 24 weeks ended April 13, 1996 to $8.8 million in the 24 weeks ended April 19, 1997 as a result of the factors discussed above.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow from operations, borrowings under the New Revolving Facility (as defined below) and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

     On November 1, 1996, $35.9 million of the proceeds of Supermarkets' initial public offering, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility (defined below) was used to repay all of the outstanding borrowings under the Company's prior credit facility. The remaining proceeds were used to terminate a consulting agreement. As a result of these changes, the Company's overall level of indebtedness was reduced.

     On November 1, 1996, the Company entered into a credit facility with a syndicate of financial institutions (the "New Credit Facility"). The New Credit Facility provides for a $100 million amortizing term loan (the "New Term Loan"), a $105 million revolving term facility (the "New Revolving Term Facility") and a $120 million revolving facility (the "New Revolving Facility," and together with the New Revolving Term Facility, the "New Revolving Facilities"), each of which has a six and one-half year term. The New Revolving Facility is available for working capital and general corporate purposes, including up to $50 million to support letters of credit. Up to $20 million of the New Revolving Facility is available as a swingline facility (i.e., a facility which permits same-day borrowings directly from the agent under the New Credit Facility). The New Credit Facility has no annual
clean-down provision.   The New Term Loan requires quarterly amortization
payments commencing in the second quarter of fiscal 1998 in amounts ranging from $2.5 million to $7.5 million per quarter. The Company will also be required to make prepayments under the New Credit Facility, subject to certain exceptions, with a percentage of its consolidated excess cash flow and with the proceeds from certain asset sales, issuance of debt securities and any pension plan reversions.

     The Company generated approximately $31.0 million of net cash from operating activities during the 24 weeks ended April 19, 1997 compared to $2.6 million in the same period last year. The increase in cash provided by operating activities during the 24 weeks ended April 19, 1997 is attributable to higher operating income and the timing of cash payments for interest. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $42.1 million at April 19, 1997.

     The Company used $37.4 million in investing activities for the 24 weeks ended April 19, 1997, which consisted principally of capital expenditures related to new stores, store remodels, and, to a lesser extent, expenditures for warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

     The Company plans to make gross capital expenditures of approximately $48 million (or $26 million net of expected capital leases) in the second half of fiscal 1997. Such expenditures consist of approximately $36 million related to remodels and new stores, as well as ongoing store expenditures for equipment and maintenance, and approximately $12 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems. Management expects that these capital expenditures will be financed primarily through cash flow from operations and lease financing. During the 24 weeks ended April 19, 1997, the Company sold and leased-back under capital leases approximately $10 million of certain existing owned equipment.

     The capital expenditure plans discussed above do not include potential acquisitions which the Company could make to expand within its existing market or to enter contiguous markets. The Company considers such acquisition opportunities from time to time. In March 1997, the Company completed the purchase of Byerly's two Chicago area stores. Any such future acquisition, depending on its size and the form of consideration, may require the Company to seek additional debt or equity financing.

     The Company, in the ordinary course of its business, is party to various legal actions. One case currently pending alleges gender discrimination by the Company and seeks compensatory and punitive damages in an unspecified amount. The plaintiffs' motion for class certification was recently granted by the Court as to the female subclass. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If the Company were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

     The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flows from operations, together with available borrowings under the New Revolving Facilities and its other sources of liquidity (including capital and operating leases), will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurance that the Company will generate sufficient cash flow from operations or that it will be able to make future borrowings under the New Credit Facility.

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


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "believe," "estimate," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended
(the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual
results to differ materially from those projected.   These forward-looking
statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits
anticipated in  these forward  looking statements  will be  achieved.   The
following important factors, among others, could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants, including price-cutting strategies;
(ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) inability to negotiate more favorable terms with suppliers or to improve working capital management; (v) increase in interest rates of the Company's cost of borrowing or a default under any material debt agreements; (vi) inability to develop new stores in advantageous locations or to successfully convert existing stores: (vii) prolonged labor disruption; (vii) deterioration in general of regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (x) loss of customers as result of the conversion of store formats; (xi) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii) inability to achieve future sales; and (xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. In addition, there can be no assurance that unforeseen costs and expenses or other factors will not offset or adversely affect the projected cost savings or other benefits in whole or in part.

PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     On March 16, 1995, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Dominick's by two employees of the Company. The plaintiffs' original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs filed an amended complaint on May 1, 1995. The amended complaint added four additional plaintiffs and asserted allegations of gender and national origin discrimination. The plaintiffs filed a second amended complaint on August 16, 1996 adding three additional plaintiffs. On April 8, 1997 the plaintiffs' motion for class certification was granted by the court as to the female subclass. The Company plans to vigorously defend this lawsuit.
 Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If the Company was held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

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


Dated:  June 2, 1997               DOMINICK'S FINER FOODS, INC.



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