Form 10-Q
period 1997-08-09
DOMINICKS FINER FOODS INC /DE/
filed 1997-09-23
CIK 945800

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended August 9, 1997


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

     At September 15, 1997, there were 1,000 shares of Common Stock outstanding. As of such date, all of the outstanding shares of Common Stock were held by Dominick's Supermarkets, Inc. and there was no public market for the Common Stock.

                        TABLE OF CONTENTS


                  PART I. FINANCIAL INFORMATION


  Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of
              August 9, 1997 (unaudited) and November 2, 1996      1

            Consolidated  Statements of Operations for the
              16 weeks ended August 9, 1997 and August 3, 1996
              (unaudited)                                          2

            Consolidated Statements of Operations for the
              40 weeks ended August 9, 1997 and August 3,
              1996 (unaudited)                                     3

            Consolidated Statements  of Cash Flows for the
              40 weeks ended August 9, 1997 and August 3, 1996
              (unaudited)                                          4

            Notes to Consolidated Financial Statements             5

  Item  2.    Management's  Discussion  and  Analysis of
            Financial Condition and Results of Operations          6

                    PART II. OTHER INFORMATION


  Item 1.  Legal Proceedings ...............................10

  Item 2.  Changes in Securities ...........................10

  Item 3.  Defaults Upon Senior Securities .................10

  Item 4.  Submission of Matters to a Vote of
              Security Holders .............................10

  Item 5.  Other Information ...............................10

  Item 6.  Exhibits and Reports on Form 8-K ................10


  Signatures ...............................................11

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

               DOMINICK'S FINER FOODS, INC.
                CONSOLIDATED BALANCE SHEETS
                      (in thousands)

                       ASSETS
                                   August 9, 1997 November 2, 1996
                                     (unaudited)
 Current assets:
  Cash and cash equivalents        $    47,560      $    32,735
  Receivables, net                      31,972           16,723
  Inventories                          213,927          203,411
  Prepaid expenses and other            25,693           21,860
    Total current assets               319,152          274,729

 Property and equipment, net           406,823          368,224

 Other assets:
  Deferred financing costs, net         10,748           11,524
  Goodwill, net                        411,809          420,182
  Other                                 27,514           27,546
   Total other assets                  450,071          459,252
  Total assets                     $ 1,176,046      $ 1,102,205

      LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
  Accounts payable                 $   194,444      $   187,787
  Accrued payroll and related
     liabilities                        32,962           30,896
  Taxes payable                         31,515           18,234
  Other accrued liabilities             71,241           61,465
  Current portion of long-term debt      5,374              376
  Current portion of capital
     lease obligations                  12,826            9,676
   Total current liabilities           348,362          308,434

 Long-term debt:
  Bank credit facilities and other     214,356          200,644
  Senior subordinated debt             200,000          200,000
 Capital lease obligations             135,014          130,052
 Deferred income taxes and
      other liabilities                 84,754           84,004

 Stockholder's equity:
  Common stock                               -                -
  Additional paid-in capital           194,018          193,951
  Retained deficit                       (458)         (14,880)
    Total stockholder's equity         193,560          179,071
  Total liabilities and
    stockholder's equity           $ 1,176,046      $ 1,102,205

                  See accompanying notes.

               DOMINICK'S FINER FOODS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands)
                        (unaudited)


                                     16 Weeks         16 Weeks
                                      Ended            Ended
                                  August 9, 1997   August 3, 1996
 Sales                            $    813,690     $    759,309

 Cost of sales                         618,555          583,234

 Gross profit                          195,135          176,075

 Selling, general and
    administrative expenses            165,459          149,632

 Operating income                       29,676           26,443

 Interest expense                       18,515           21,078

 Income before income taxes             11,161            5,365

 Income tax expense                      5,521            3,648

 Net income                       $      5,640     $      1,717


                  See accompanying notes.

               DOMINICK'S FINER FOODS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands)
                        (unaudited)


                                    40 Weeks        40 Weeks
                                      Ended           Ended
                                  August 9, 1997  August 3, 1996
 Sales                             $ 2,000,068     $  1,900,550

 Cost of sales                       1,521,598        1,463,514

 Gross profit                          478,470          437,036

 Selling, general and
   administrative expenses             403,690          372,376

 Operating income                       74,780           64,660

 Interest expense                       45,657           53,409

 Income before income taxes             29,123           11,251

 Income tax expense                     14,700            8,138

 Net income                        $    14,423     $      3,113

                       See accompanying notes.

                     DOMINICK'S FINER FOODS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                             (unaudited)
                                            40 Weeks      40 Weeks
                                             Ended         Ended
                                        August 9, 1997    August 3, 1996

     Cash flows from operating activities:
     Net income                            $  14,423      $   3,113
     Adjustments to reconcile net income
        to net cash
      provided by operating activities:
      Depreciation and amortization           44,642         34,722
      Amortization of deferred
        financing costs                          877          2,137
      (Gain) loss on disposal of assets         (137)             5
      Changes in operating assets
         and liabilities:
       Receivables                           (15,249)          13,427
       Inventories                           (10,516)           2,918
       Prepaid expenses                       (2,675)         (2,063)
       Accounts payable                         6,657        (30,148)
       Accrued liabilities and
          taxes payable                        20,096           8,324
     Total adjustments                         43,695          29,322
     Net cash provided by operating
          activities                           58,118          32,435

    Cash flows from investing activities:
     Capital expenditures                    (66,598)        (25,264)
     Proceeds from sale of assets                 272             293
     Net cash used in investing activities   (66,326)        (24,971)

     Cash flows from financing activities:
     Principal payments for long-term
       debt and capital lease obligations    (10,550)        (20,052)
     Proceeds from sale-leaseback of assets    15,142          24,702
     Increase in revolving debt                19,000            -
     Deferred financing costs and other         (559)           (838)
     Net cash provided by financing
        activities                             23,033           3,812

    Net increase in cash and
      cash equivalents                         14,825          11,276
    Cash and cash equivalents
      at beginning of period                   32,735          55,551

    Cash and cash equivalents
      at end of period                      $  47,560       $  66,827


                        See accompanying notes

                  DOMINICK'S FINER FOODS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

  1. Summary of Significant Accounting Policies

    Basis of Presentation

    The consolidated balance sheet of Dominick's Finer Foods, Inc. (together with its subsidiaries, the "Company") as of August 9, 1997 and the consolidated statements of operations and cash flows for the 16 week and 40 week periods ended August 9, 1997 and August 3, 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year. The Company is a wholly-owned subsidiary of Dominick's Supermarkets, Inc. ("Supermarkets").

      On November 1, 1996, $35.9 million of the proceeds of Supermarkets' initial public offering, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility (as defined below) was used to repay all of the outstanding borrowings under the Company's then existing credit facility. The remaining proceeds were used to terminate a consulting agreement.

    The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. The Company operates supermarkets in Chicago,
  Illinois, and  its  suburbs.    The  consolidated  financial  statements
  include the accounts of the Company and its wholly-owned subsidiaries.

       Inventories

      Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $5,119,000 and $3,355,000 at August 9, 1997 and November 2, 1996,
  respectively, and gross profit and operating income would have been greater by $1,764,000 and $556,000, $1,500,000 and $600,000 for the 40
  weeks  and  16  weeks  ended  August   9,  1997  and  August  3,   1996,
  respectively.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations
      The  following  table  sets forth  the  historical  results  of  the
  Company for the 16 and 40 weeks ended August 9, 1997 and August 3,  1996 expressed in millions of dollars and as a percentage of sales.


                                   16 Weeks Ended                 40 Weeks Ended
                           August 9, 1997   August 3,1996     August 9,1997     August 3, 1996
                                                            (unaudited)
Sales.....................$813.7  100.0 %  $759.3  100.0 %  $2,000.1  100.0 %  $1,900.6  100.0 %
Gross profit.............. 195.1   24.0 %   176.1   23.2 %     478.5   24.0 %     437.0   23.0 %
Selling, general and
  administrative expenses  165.5   20.3 %   149.7   19.7 %     403.7   20.2 %     372.4   19.6 %
Operating income..........  29.7    3.7 %    26.4    3.5 %      74.8    3.7 %      64.6    3.4 %
Interest expense total....  18.5    2.3 %    21.1    2.8 %      45.7    2.3 %      53.4    2.8 %
Income tax expense........   5.5    0.7 %     3.6    0.5 %      14.7    0.7 %       8.1    0.4 %
Net income................   5.6    0.7 %     1.7    0.2 %      14.4    0.7 %       3.1    0.2 %


  Comparison of Results of Operations for the 16 Weeks Ended August 9, 1997 with the 16 Weeks Ended August 3, 1996

  Sales: Sales increased $54.4 million, or 7.2%, from $759.3 million in the 16 weeks ended August 3, 1996 to $813.7 million in the 16 weeks ended August 9, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new Dominick's Fresh Stores in the fourth quarter of 1996, four Fresh Stores in 1997, and an increase in comparable store sales of 1.0%.

    Gross Profit: Gross profit increased $19.0 million, or 10.8%, from $176.1 million in the 16 weeks ended August 3, 1996 to $195.1 million in the 16 weeks ended August 9, 1997. Gross profit as a percentage of sales increased from 23.2% in the 16 weeks ended August 3, 1996 to 24.0% in the 16 weeks ended August 9, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increased sales and margins in its grocery, perishable, and drug departments.

    Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") increased $15.8 million, or 10.6%, from $149.7 million in the 16 weeks ended August 3, 1996 to $165.5 million in the 16 weeks ended August 9, 1997. SG&A increased from 19.7% of sales in the 16 weeks ended August 3, 1996 to 20.3% of sales in the 16 weeks ended August 9, 1997. The increase in SG&A as a percentage of sales reflects planned increases in rent and occupancy costs associated with new and replacement stores.

    Operating Income: Operating income increased $3.3 million, or 12.5%, from $26.4 million in the 16 weeks ended August 3, 1996 to $29.7 million for the 16 weeks ended August 9, 1997 as a result of the factors discussed above.

    Interest Expense: Interest expense decreased from $21.1 million in the 16 weeks ended August 3, 1996 to $18.5 million in the 16 weeks ended August 9, 1997. The decrease in interest expense was due to lower borrowings and interest rates following Supermarkets' initial public offering.

    Net Income: Net income increased $3.9 million from $1.7 million in the 16 weeks ended August 3, 1996 to $5.6 million in the 16 weeks ended August 9, 1997, as a result of the factors discussed above.

  Comparison of Results of Operations for the 40 Weeks Ended August 9, 1997 with the 40 Weeks Ended August 3, 1996

    Sales: Sales increased $99.5 million, or 5.2%, from $1,900.6 million in the 40 weeks ended August 3, 1996 to $2,000.1 million in the 40 weeks ended August 9, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new Dominick's Fresh Stores in the fourth quarter of 1996, four Fresh Stores in 1997 and an increase in comparable store sales of 0.6%.

    Gross Profit: Gross profit increased $41.5 million, or 9.5%, from $437.0 million in the 40 weeks ended August 3, 1996 to $478.5 million in the 40 weeks ended August 9, 1997. Gross profit as a percentage of sales increased from 23.0% in the 40 weeks ended August 3, 1996 to 24.0% in the 40 weeks ended August 9, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increased sales and margins in its grocery, perishable, and drug departments.

    Selling, General and Administrative Expenses: SG&A increased $31.3 million, or 8.4%, from $372.4 million in the 40 weeks ended August 3, 1996 to $403.7 million in the 40 weeks ended August 9, 1997. SG&A as a percentage of sales increased from 19.6% in the 40 weeks ended August 3, 1996 to 20.2% in the 40 weeks ended August 9, 1997. The increase in SG&A as a percentage of sales was primarily attributable to planned increases in rent and occupancy costs associated with new and replacement stores.

    Operating Income: Operating income increased $10.2 million, or 15.7%, from $64.6 million in the 40 weeks ended August 3, 1996 to $74.8 million for the 40 weeks ended August 9, 1997 as a result of the factors discussed above.

    Interest Expense: Interest expense decreased from $53.4 million in the 40 weeks ended August 3, 1996 to $45.7 million in the 40 weeks ended August 9, 1997. The decrease in interest expense was due to lower borrowings and interest rates following Supermarkets' initial public offering.

    Net Income: Net income increased $11.3 million from $3.1 million in the 40 weeks ended August 3, 1996 to $14.4 million in the 40 weeks ended August 9, 1997 as a result of the factors discussed above.


  Liquidity and Capital Resources

    The Company's principal sources of liquidity are cash flow from operations, borrowings under the New Revolving Facility (as defined below) and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

    On November 1, 1996, $35.9 million of the proceeds of Supermarkets' initial public offering, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility (defined below) was used to repay all of the outstanding borrowings under the Company's then existing credit facility. The remaining proceeds were used to terminate a consulting agreement. As a result of these changes, the Company's debt was reduced and it is anticipated that future results of operations will reflect reduced levels of interest expense.

      On November 1, 1996, the Company entered into a credit facility with a syndicate of financial institutions (the "New Credit Facility"). The New Credit Facility provides for a $100 million amortizing term loan (the "New Term Loan"), a $105 million revolving term facility (the "New Revolving Term Facility") and a $120 million revolving facility (the "New Revolving Facility," and together with the New Revolving Term Facility, the "New Revolving Facilities"), each of which has a six and one-half year term. The New Revolving Facility is available for working capital and general corporate purposes, including up to $50 million to support letters of credit. Up to $20 million of the New Revolving Facility is available as a swingline facility (i.e., a facility which permits same-day borrowings directly from the agent under the New Credit Facility). The New Credit Facility has no annual cleandown provision. The New Term Loan requires quarterly amortization payments commencing in the second quarter of fiscal 1998 in amounts ranging from $2.5 million to $7.5 million per quarter. The Company will also be required to make prepayments under the New Credit Facility, subject to certain exceptions, with a percentage of its consolidated excess cash flow and with the proceeds from certain asset sales, issuance's of debt securities and any pension plan reversions.

    Additionally, in August 1997, the Company entered into an agreement with a third party which provides up to $75.0 million of real property lease financing for new stores.

    The Company generated approximately $58.1 million of net cash from operating activities during the 40 weeks ended August 9, 1997 compared to $32.4 million in the same period last year. The increase in cash provided by operating activities during the 40 weeks ended August 9, 1997 is attributable to higher operating income and the timing of cash payments for interest. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $29.2 million at August 9, 1997.

    The Company used $66.3 million in investing activities for the 40 weeks ended August 9, 1997, which consisted principally of capital expenditures related primarily to new stores, store remodels and, to a lesser extent, expenditures for warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

    The Company plans to make gross capital expenditures of approximately $21 million (or $9 million net of expected capital leases) in the fourth quarter of fiscal 1997. Such expenditures consist of approximately $15 million related to remodels and new stores, as well as ongoing store expenditures for equipment and maintenance and approximately $6 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems. Management expects that these capital expenditures will be financed primarily through cash flow from operations and lease financing. During the 40 weeks ended August 9, 1997, the Company sold and leased-back under capital leases approximately $15 million of certain existing owned equipment.

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

       The Company, in the ordinary course of its business, is party to various legal actions. One case currently pending alleges gender discrimination by the Company and seeks compensatory and punitive damages in an unspecified amount. The plaintiffs' motion for class certification was recently granted by the court as to the female subclass. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If the Company were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

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

    On September 23, 1997, the Company entered into a commitment letter with certain financial institutions to provide a senior revolving credit facility to the Company in an aggregate amount of up to $575 million. The facility will replace the existing New Credit Facility and further reduce the Company's costs of borrowing. It is presently anticipated that such credit facility will be guaranteed by Supermarkets and the Company's material subsidiaries. Concurrently, the Company announced that it will commence an offer to purchase for cash (the "Offer to Purchase") any and all of its outstanding 10 7/8% Senior Subordinated Notes due 2005 (the "Notes"). In connection with the Offer to Purchase, the Company will solicit consents from holders of the Notes to certain amendments to the indenture governing the Notes. Consummation of the Offer to Purchase is subject to the tender of, and receipt of consents from, the holders of at least a majority of the outstanding aggregate principal amount of Notes, the receipt of financing under the new revolving credit facility and certain other conditions. As of September 23, 1997, $200 million aggregate principal amount of Notes were outstanding. The Company presently anticipates that it will record an after-tax extraordinary charge of approximately $25 million in the fourth quarter related to the write-off of deferred financing costs, debt repayment premiums and transaction expenses.

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

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  On March 16, 1995, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the company by two employees of the Company. The plaintiffs' original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs filed an amended complaint on May 1, 1995. The amended complaint added four additional plaintiffs and asserted allegations of gender and national origin discrimination. The plaintiffs filed a second amended complaint on August 16, 1996 adding three additional plaintiffs. On April 8, 1997, the plaintiffs' motion for class certification was granted by the court as to the female subclass. The Company plans to vigorously defend this lawsuit. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If the company were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

  Item 2. Changes in Securities
    None.

  Item 3. Defaults Upon Senior Securities
    None.

  Item 4. Submission of Matters to a Vote of Security Holders
    None.

  Item 5. Other Information
    None.

  Item 6. Exhibits and Reports on Form 8-K
    Exhibit 27 - Financial Data Schedule

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Dated:  September 23, 1997      DOMINICK'S FINER FOODS, INC.



                    /s/Robert A. Mariano

                    Robert A. Mariano
                    President and Chief Executive Officer




                    /s/ Darren W. Karst

                    Darren W. Karst
                    Executive Vice President, Chief Financial Officer